Form 10-Q
period 1995-09-30
BANKERS FIDELITY LIFE INSURANCE CO
filed 1995-11-13
CIK 9696

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------


                                    FORM 10-Q

                                   -----------

             |X| Quarterly Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1995

                                       OR

            |_| Transition report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                   -----------

                         Commission File Number 2-13933


                         BANKERS FIDELITY LIFE INSURANCE
                                     COMPANY
            Incorporated pursuant to the laws of the State of Georgia

                                   -----------

             Internal Revenue Service -- Employer Identification No.
                                   58-0658963


                     Address of Principal Executive Offices:
                4370 Peachtree Road, N.E., Atlanta, Georgia 30319
                                 (404) 266-5500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 6, 1995, was 2,987,087.

-------------------------------------------------------------------------------

              BANKERS FIDELITY LIFE INSURANCE COMPANY

                               INDEX


Part 1.  Financial Information                           Page No.
-------  ---------------------                           --------

Item 1.  Financial Statements:


             Balance Sheets -
             December 31, 1994 and September 30, 1995       2


             Statements of Operations -
             Three months ended and nine months ended       3
             September 30, 1994 and 1995


             Statements of Cash Flows -
             Nine months ended September 30, 1994           4
             and 1995


             Notes to Financial Statements                  5


Item 2.  Management's Discussion and Analysis of            6
         Financial Condition and Results of Operations



Part II.  Other Information
--------  -----------------


Item 6.  Exhibits and reports on Form 8-K                   7


Signatures                                                  8

                  BANKERS FIDELITY LIFE INSURANCE COMPANY
                                 BALANCE SHEETS

                                     ASSETS


                                                  September 30,    December 31,
                                                      1995             1994
                                                  -------------    -------------

                                                  (In thousands, except share
                                                       and per share data)

Cash, including short-term investments of
  $1,800 and $1,999                                   $ 2,253        $ 3,061
                                                      -------        -------

Investments:
  Bonds (cost:  $21,037 and $18,333)                   21,112         17,836
  Common and preferred stocks (cost:  $7,562
    and $8,778)                                        12,581         10,710
  Mortgage loans                                        2,183          2,303
  Policy loans                                          1,060          1,079
  Investment in limited partnership                       297            297
                                                      -------        -------
     Total investments                                 37,233         32,225
                                                      -------        -------

Receivables (net of allowance for bad debts:
  $199 and $240)                                        2,325          2,191
Deferred acquisition costs                              5,260          5,636
Other assets                                              651            782
                                                      -------        -------
                                                      $47,722        $43,895
                                                      =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
  Future policy benefits                              $17,268        $17,764
  Unearned premiums                                       922          1,065
  Losses and claims                                     2,353          2,474
  Other policy liabilities                              1,540          1,586
                                                      -------        -------
     Total policy liabilities                          22,083         22,889

Accounts payable and accrued expenses                   1,195            308
Deferred income taxes                                   2,701          1,548
                                                      -------        -------
     Total liabilities                                 25,979         24,745
                                                      -------        -------

Commitments and contingencies

  Common stock, $1 par, 10,000,000 shares
    authorized, 3,010,000 shares issued                 3,010          3,010
  Additional paid-in capital                            5,547          5,547
  Retained earnings                                    10,035          9,797
  Net unrealized investment gains                       3,311            956
  Cost of 22,913 treasury shares                         (160)          (160)
                                                      -------        -------
      Total shareholders' equity                       21,743         19,150
                                                      -------        -------
                                                      $47,722        $43,895
                                                      =======        =======


 The accompanying notes are an integral part of these financial statements.

                   BANKERS FIDELITY LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS




                                              Three Months       Nine Months
                                                  Ended             Ended
                                              September 30,     September 30,
                                              -------------     -------------
(In thousands, except per share data)
                                              1995     1994     1995      1994
                                              ----     ----     ----      ----
Revenue:
  Insurance premiums                        $ 2,767  $ 2,992  $ 8,193   $ 8,514
  Investment income                             590      551    1,775     1,609
  Realized investment gains                     283       17      387       206
                                            -------  -------  -------   -------
     Total revenue                            3,640    3,560   10,355    10,329
                                            -------  -------  -------   -------

Benefits and expenses:
  Insurance benefits and losses incurred      1,415    1,784    4,351     5,606
  Commissions and underwriting expenses       1,225    1,005    3,680     2,947
  Underwriting expenses to parent
     company                                    485      446    1,407     1,322
                                            -------  -------  -------   -------
      Total benefits and expenses             3,125    3,235    9,438     9,875
                                            -------  -------  -------   -------

        Income before income tax
            benefit (provision)                 515      325      917       454

  Benefit (provision) for income taxes          314      (84)     217       (63)
                                            -------  -------  -------   -------

        Net income                          $   829  $   241  $ 1,134   $   391
                                            =======  =======  =======   =======


Net income per share                        $  0.28  $  0.08  $  0.38   $  0.13
                                            =======  =======  =======   =======

Shares outstanding                            2,987    2,987    2,987     2,987
                                            =======  =======  =======   =======



















   The accompanying notes are an integral part of these financial statements.

                     BANKERS FIDELITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS



                                                      Nine Months Ended
 (In thousands)                                         September 30,
                                                        -------------
                                                       1995        1994
                                                       ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                         $1,134     $  391
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Amortization of deferred acquisition costs       1,583      1,005
      Acquisition costs deferred                      (1,207)    (1,186)
      Realized investment gains                         (387)      (206)
      Decrease in reserves                              (806)      (122)
      Other, net                                         278       (978)
                                                     -------    -------
         Net cash provided by (used in) operating
            activities                                   595     (1,096)
                                                     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from investments sold or matured           5,085      3,264
   Investments purchased                              (5,568)    (5,378)
   Additions to property and equipment                   (24)      (565)
                                                     -------    -------
         Net cash used in investing activities          (507)    (2,679)
                                                     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash dividends to parent company                     (835)      --
   Cash dividends to minority shareholders
                                                         (61)      --
                                                     -------    -------
         Net cash used in financing activities          (896)      --
                                                     -------    -------

Net decrease in cash and short-term investments         (808)    (3,775)

Cash and short-term investments at beginning of
    year                                               3,061      7,066
                                                     -------    -------

Cash and short-term investments at end of quarter     $2,253     $3,291
                                                      ======     ======




Supplemental cash flow information:

Cash (received) paid (from) to parent for
    income taxes                                      $ (152)    $  291
                                                      ======     ======



   The accompanying notes are an integral part of these financial statements.

                   BANKERS FIDELITY LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS



Note 1.    Basis of presentation.

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the 1995 presentation. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

REVENUE

   Total revenue remained approximately the same at $3.6 million in the third quarter of 1995 compared to $3.6 million in 1994, while total revenue in the first nine months of 1995 increased to $10.4 million from $10.3 million in 1994. While total revenue did not change in the third quarter, compared to the previous year, the composition of revenue changed. This change in the third quarter revenue was made up of a $225,000 decrease in premiums, a $39,000 increase in investment income and a $266,000 increase in realized investment gains. The increase in revenue for the first nine months of 1995 was comprised of a $321,000 decrease in premiums, a $166,000 increase in investment income, and a $181,000 increase in realized gains.

   Investment income increased due to interest rates rising approximately 1% over last year. The carrying value of funds available for investment on September 30, 1995 (which include cash and short-term investments, bonds and common and preferred stocks) increased approximately $4.3 million from the balance at the end of 1994 mainly due to the increase in the market value of the bond and stock portfolio.

   The decrease in insurance premiums in the third quarter of 1995 was due to a decrease in accident and health premiums of $339,000 offset by an increase in life premiums of $114,000. In the first nine months of 1995, the decrease in insurance premiums was due to a decrease in accident and health premiums of $612,000 offset by an increase of $291,000 in life premiums. Overall, the Company has experienced a decline in accident and health premiums as a result of management's decision to diversify the Company's premium base. The increases in life premiums in 1995 reflect the movement to a more diversified product mix with emphasis on life insurance combined with other supplemental health products.

BENEFITS AND EXPENSES

   Insurance benefits and losses incurred have decreased in the third quarter of 1995 to $1.4 million from $1.8 million in 1994, and they have decreased year-to-date to $4.3 million from $5.6 million, respectively. As a percentage of premium revenue, insurance benefits and losses incurred have decreased to 51.1% in 1995 from 60.0% in 1994 quarter-to-date, and they have decreased to 53.1% from 65.8%, respectively, year-to-date. The decrease in insurance benefits and losses is due to a decrease in reserves of which $348,000 was associated with the elimination of a block funeral home business.

   Commission and underwriting expenses in the first nine months of 1995 increased to $5.1 million in 1995 from $4.3 million in 1994. The reasons for this were a decrease in commissions of $21,000, an increase of $283,000 of underwriting expenses and an increase of $556,000 of amortization of deferred acquisition costs. The amortization of $556,000 of deferred acquisition costs includes $372,000 of deferred acquisition costs associated with the elimination of a block funeral home business.

LIQUIDITY AND CAPITAL RESOURCES

   The Company reported statutory income of $677,000 in the third quarter and $868,000 in the first nine months of 1995 compared to income of $84,000 and a loss of $78,000, respectively, in 1994. Increased 1995 statutory results are mainly due to lower insurance benefits and losses and a year-to-date tax benefit of $217,000 compared to last year's provision of $63,000.

   The Company believes that premium collections, investment earnings and proceeds from investments will continue to provide sufficient sources of funds to meet its liquidity requirements for the foreseeable future. Approximately 91% of the investment assets of the Company are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments by the Company are limited to accumulated statutory earnings. Accumulated statutory earnings were $6.0 million at September 30, 1995. The Company paid a $.30 per share dividend on May 22, 1995. The total dividend paid totals $896,000 of which the Company's parent received approximately $835,000.

   Net cash provided by operating activities totaled $595,000 in 1995 compared to net cash used in operations of $1.1 million in 1994. The increase in cash from operations is due mainly to lower paid claims and the Company's receipt of $152,000 for income taxes in accordance with its Tax Sharing Agreement with its parent company, while in the previous year the Company paid its parent $291,000. Cash and short-term investments decreased from $3.1 million at December 31, 1994 to $2.3 million at September 30, 1995 due to the cash dividend paid. Total investments (excluding short-term investments) increased to $37.2 million at September 30, 1995 compared to $32.2 million at December 31, 1994 due to the increase in the market value of the stock and bond portfolio.

                   BANKERS FIDELITY LIFE INSURANCE COMPANY


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a) Exhibits.

            None.

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          BANKERS FIDELITY LIFE INSURANCE COMPANY
                          ---------------------------------------
                                  (Registrant)





Date:  November 10, 1995  By:       /s/
       -----------------       -----------------------------------------------
                               John W. Hancock
                               Senior Vice President-Treasurer
                               (Principal Financial Officer)